Form 10QSB
period 2000-03-31
RENT USA INC
filed 2000-09-08
CIK 1099946

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-QSB

                                   -----------


(Mark one)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
             For the quarterly period ended March 31, 2000
                                            --------------

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from         to
                                           ---------  ---------

                   Commission file number   000-27371
                                            ---------

                                 RENT USA, INC.
                        ----------------------------
      (Exact name of small business issuer as specified in its charter)

          Nevada                                     33-5695839
         --------                                   ------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

PO Box 10
San Dimas, CA 91773-0010
(Address of principal executive offices)

                                 (909) 287-1500
                                 ---------------
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2000: Common stock 6,098,289 shares

Transitional Small Business Disclosure Format

(Check one):       Yes  [ ]  No  [x]

TABLE OF CONTENTS


PART 1-  FINANCIAL INFORMATION
                                                                  PAGE
                                                                   ----

Item 1. Financial Statements.....................................  F-1/9

Item 2. Plan of Operation........................................    10

PART 11- OTHER INFORMATION

Item 1. Legal Proceedings........................................    12

Item 2. Changes in Securities....................................    12

Item 3. Defaults Upon Senior Securities..........................    12

Item 4. Submission of Matters to a Vote of Security Holders......    12

Item 5. Other Information........................................    12

Item 6. Exhibits and Reports on Form 8-K.........................    12

SIGNATURES.......................................................    13

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements.

         Unaudited Balance sheet at March 31, 2000

         Unaudited Statements of Operations for the three month and six month periods ended March 31, 2000.

         Unaudited Statements of Cash Flows for the six and nine month period ended March 31, 2000.

         Notes to the financial statements.

                              FINANCIAL STATEMENTS

                                  RENT USA, INC.
                                   (Unaudited)

                                 March 31, 2000

                                    CONTENTS

Consolidated Balance Sheets                                           F - 2

Consolidated Statements of Income and Expense                         F - 4

Consolidated Statements of Cash Flows                                 F - 5

Notes to the Financial Statements                                     F - 6

                                 RENT USA, INC.
                                  BALANCE SHEET

                                 MARCH 31, 2000


                                     ASSETS

Current Assets
   Cash                                                            $   78,221
   Accounts Receivable                                                  9,199
   Employee Advance                                                       400
                                                                   -----------
Total Current Assets                                                   87,820

Property and Equipment
   Furniture and Office Equipment                                      73,313
   Heavy Construction Equipment                                     5,036,376
   Attachments and Parts                                            1,476,068
   Shop Equipment and Tools                                           803,744
                                                                   -----------
                                                                    7,389,531

   Less; Accumulated Depreciation                                    (237,761)
                                                                   -----------
Total Property and Equipment                                        7,150,770

TOTAL ASSETS                                                       $7,239,590
                                                                   ===========

                                 RENT USA, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2000


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
   Short-Term Notes Payable                                        $1,720,689
   Current Portion of Long-Term Debt                                   73,699
                                                                   -----------
Total Current Liabilities                                           1,794,388

Long-Term Liabilities                                                 124,080
                                                                   -----------
Total Liabilities                                                  $1,918,468

Stockholders' Equity
   Common Stock, $.001 par value, 20,000,000
    Shares authorized; 6,098,289 issued and
    Outstanding as of March 31, 2000                                    6,098
   Preferred Stock, $.001 par value, 5,000,000
    Shares authorized; none issued                                       -0-
   Paid-in Capital                                                  5,497,847
   Retained Earnings                                                 (182,823)
                                                                   -----------
Total Stockholders' Equity                                          5,321,122
                                                                   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $7,239,590
                                                                   ===========

                                 RENT USA, INC.
                              STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                March 31, 2000    March 31, 1999
                                                --------------    --------------
Income                                          $     100,812     $           0

Cost of Goods Sold                                    174,545                 0
                                                --------------    --------------

Gross Profit (Deficit)                                (73,733)                0

Operating Expenses                                     60,602             5,000
                                                --------------    --------------
Income (Loss) from Operations                        (134,335)           (5,000)

Provision for Income Taxes                                  0                 0
                                                --------------    --------------
Net Income (Loss)                                    (134,335)           (5,000)

Earnings Per Share - Basic                              (0.02)           (0.003)
                                                ==============    ==============

Weighted Average Number of Shares                   6,089,289         1,666,667
                                                ==============    ==============

                                      RENT USA, INC.
                                 STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                   March 31, 2000 March 31, 1999
                                                   -------------- --------------
Cash Flow from Operating Activities:
   Net Income                                      $    (134,335) $      (5,000)
   Adjustments to reconcile net income to
    net cash used in operating activities:
      Depreciation                                       195,183              0
      (Increase) Decrease in:
       Accounts Receivable                                (9,199)             0
       Employee Advance                                     (400)             0
      Increase (Decrease) in:
       Accounts Payable                                     (910)             0
                                                   -------------- --------------

Net Cash provided (used) from Operating
 Activities                                               50,399          5,000

Cash Flow from Investing Activities:
   Purchase of Property and Equipment                    (25,723)             0

Net Cash (used) from Investing Activities                (25,723)             0
                                                   -------------- --------------

Cash Flow from Financing Activities:
   Proceeds from Issuance of Stock                             0          5,000
   Net Proceeds from Notes Payable                        53,605              0
                                                   -------------- --------------
Net Cash provided from Financing Activities               53,605          5,000

Net Increase (Decrease) in Cash                           78,221              0

Cash Balance at Beginning of Period                            0              0
                                                   -------------- --------------

Cash Balance at End of Period                             78,211              0
                                                   ============== ==============

SUPPLEMENTAL DISCLOSURES:
  Cash Paid During the Period for:
     Interest                                                  0              0

     Income Tax                                                0              0

  Schedule of Noncash Investing and Financing Activities:
    In 2000
    Notes Payable incurred for purchase of property
     and equipment                                                $     203,142

    Paid-in Capital incurred for acquiring of property and
     equipment                                                    $       7,500

                                 RENT USA, INC.
                          NOTES TO FIANNCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information

In the Opinion of the management of Rent USA, Inc.(the Company), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2000, and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 1999.

Former Development Stage Company

Effective this year, the Company begins its planned operations and generates significant revenues and is no longer in the development stage as defined under Financial Accounting Standards Board Statement No. 7.

Use of estimates

The preparation of the accompanying financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

Revenues are recognized as earned as time passes from rights to use assets (rentals) which extend continuously over time based on contractual prices established in advance.

                                 RENT USA, INC.
                          NOTES TO FIANNCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

Management of the Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. There was no bad debt expense either for 2000 or 1999.

Property and Equipment

Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets. Depreciation expense was $195,183 and $0 for 2000 and 1999, respectively.

Income Taxes

The Company accounts income taxes in accordance with Financial Accounting standards Board Statement No. 109 "Accounting For Income Taxes" (SFAS No. 109). SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in the Company's financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

NOTE 2 - SHORT-TERM NOTES PAYABLE

a.)Note Payable to an Officer; no interest
   accrued; due on demand                               $   20,000

b.)Note Payable to an Officer; no interest
   accrued: due on demand                                   33,605

c.)Note Payable to related party; interest
   at 8.5%; due June 3, 2000                             1,661,721

d.)Note Payable to Airgas, due on demand;
   secured by equipment                                      5,363
                                                        -----------
                                                        $1,720,689
                                                        ===========

                                 RENT USA, INC.
                          NOTES TO FIANNCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


NOTE 3 - LONG-TERM LIABILITIES

a.)  10.75% Note Payable to Anchor due in monthly
     installment of $743.43 including principal
     and interest, maturing March 24, 2004;
     collateralized by equipment                          $  28,900

b.)  9.65% Note Payable to bank due in monthly
     installment of $2,645.49 including
     principal and interest, maturing April 28,
     2003; collateralized by equipment                       82,405

c.)12% Note Payable to Johnson due in monthly
   installment of $6,174.52 including principal
   and interest, maturing April 2001                         86,474
                                                          ----------
                                                            197,779
   Less Current Portion                                      73,699
                                                          ----------
                                                          $ 120,080
                                                          ==========

Long-term liabilities maturities during the years ending December 31:

     2000                           $ 73,699
     2001                             69,080
     2002                             36,799
     2003                             16,099
     2004                              2,102
                                    ---------
                                    $197,779
                                    =========


NOTE 4 - PROVISION FOR INCOME TAX

There was no provision for income tax for three months ended March 31, 2000 and 1999. Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses.


At December 31, 1999, net federal operating losses of approximately $48,488 are available for carryforward against future years' taxable income and expire in 2020. The Company's ability to utilize its federal net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.


NOTE 5 - NET LOSS PER SHARE

Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Basic net loss per share for three months ended March 31, 2000 and 1999 is $0.02 and $0.003, respectively.

                                 RENT USA, INC.
                          NOTES TO FIANNCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


NOTE 6 - CAPITAL CONTRIBUTION

A shareholder contributed an equipment with a fair value of $7,500 to the Company.


NOTE 7 - LEASE COMMITMENTS

The Company leases its office facilities for $3,250 per month. The lease expires February 28, 2003. Rent expense totaled $6,300 and $0 for 2000 and 1999, respectively.


As of March 31, 2000, the minimum commitments under the lease are as follows:

                       December 31,                     Amount
                      ------------                    ---------

                         2000                         $ 29,250
                         2001                           39,000
                         2002                           39,000
                         2003                            6,500
                                                      ---------
                                                      $113,750
                                                      =========

NOTE 8  - GOING CONCERN

The accompanying financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying financial statements, the Company incurred a net loss of $134,335 and $5,000 for three months ended March 31, 2000 and 1999, respectively, and as of March 31, 2000, the Company has a working capital deficiency of $1,706,568.

Management is currently involved in active negotiations to obtain additional financing and actively increasing marketing efforts to increase revenues. The Company's continued existence depends on its ability to meet its financing requirements and the success of its future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2.     Plan of Operation

The Company was originally organized under the laws of the State of Delaware in 1998, as RENT USA, INC, Delaware Company. On November 17, 1999 the Company changed its domicile to the State of Nevada and is now doing business as a Nevada Corporation.(See Part III, Articles of Incorporation and Agreement and Plan of Merger, which is the document vehicle required by the state of Nevada to change the company to Nevada).

Rent USA is in the business of selling and renting construction and multipurpose equipment to construction firms, contractors, and other users of commercial machinery.

On November 17, 1999, the Company purchased heavy duty construction equipment valued at $7,110,588.00 from an unaffiliated and unrelated company, Pacific Standard Financial Group, Inc. ["PSFG"] that specializes in the sale of equipment, in exchange for common stock in the Company and assumption of $1,661,721.00 in debt owed to the various persons from whom PSFG had purchased the equipment for resale to the Registrant. Bill Williamson was owed a total of $1,571,409.60 of the total debt amount. The balance was owed to various other persons and companies. On December 10, 1999, the Company issued 1,098,289 shares of common stock and assumed four promissory notes which PSFG owed to Bill Williamson as noted above. The common stock issued to PSFG was issued pursuant to Section 4(2) of the Securities & Exchange Act of 1933, as amended, which allows the issuance of unregistered securities in exchange for assets. These securities contain a legend condition which restricts their sale to the general public for a period of one year from the date of issuance and then allows the stock to be registered and sold pursuant to Regulation 230.144 by the filing of a Form 144 with the Commission.

The Company also entered into a Marketing Agreement with Northland Supply Company ["Northland"], a sole proprietorship owned by Denzel Harvey, a disabled veteran and brother of Al Harvey, the Chief Executive Officer of the Company. Under the terms of this agreement Rent USA, Inc. will provide Northland with rental equipment and supplies which Northland will, in turn, rent to the construction industry. Northland is certified by the State of California as a Disabled Veterans Business Enterprise (DVBE) provider under the state of DVBE California program.

Customer Profile-General
------------------------

The Company intends to provide services in four categories:

1. Equipment Rentals - the principal service, consists of renting equipment to small and large contractors, and construction companies.

2. Equipment Sales - The sale of new and used equipment to small and large contractors and construction companies. The Company is presently negotiating an agreement whereby it will become a dealer for New Holland, a manufacturer of heavy construction equipment.

3. Re-Rentals - this means re-renting equipment which the Company must rent from others and does not own, then re-renting that equipment to an end user at an anticipated 20% markup over the amount which the Company must pay the owner of the equipment.

4. Trade Rentals - this means renting equipment on a long term basis to other rental yards, which they, in turn, will mark up and re-rent to the general public at a markup, generally 20%.

Presently, the Company has no agreements other than with Northland for re-rentals or trade rentals. Also, presently, the Company has no agreements with anyone for equipment sales. As a result, at the beginning, the only source of income will be from the rental of equipment which the Company owns to contractors and to Northland.

Geographic Service Area
-----------------------

The proposed geographic marketing area for the company at present will be limited to the southwest United States and will only include Southern California, Nevada, Utah and Arizona.

Industry Analysis
-----------------

According to the American Rental Association, the trade group for the equipment rental business, construction and development in the United States has continually increased over the last twenty years. Due to this gradual increase of activity, demand for rental construction equipment and machinery has been sustained at a relatively high level. The Association states that it has seen gradual movement in the business from small, family owned, single facility rental yards to large corporations with multiple facilities. As detailed in "1999 Rental Year in Review" during the past year, there were changes that were "unprecedented in the world of tool rentals. "These changes represented mergers, hostile takeovers and consolidations." As a result, the Company believes that in a time of large corporations without the local service which small business owners formerly gave their customers, there is an opportunity for Rent USA to take advantage of this consolidation to build a business limited to heavy construction machinery and equipment by providing superior customer service through a strategy of being in close proximity to the customer, by being able to respond to customer needs in a timely and appropriate manner.

The equipment rental market as a whole has been growing at a rapid rate in excess of 20% annually based on revenues reported to the American Rental Association by its 7200 member organizations throughout the United States. The market for these products amounted to $3 billion in 1996, increased to 3.5 billion in 1997 and continued to rise by a similar increase in 1998, according to Rental Equipment Register, the trade publication of the American Rental Association.

These trends which have been noticed by the American Rental Association have not been broken down into regions and for that reason, the Company has no definitive evidence that these trends exist in the Southwestern United States where the Company intends to build its business. However, there is, likewise, no evidence to the contrary and management believes that the national trends apply to the Southwestern United States as well as to other areas.

It is management's opinion that one of the areas of greatest growth in the equipment rental market is in the area of rentals to contractors fulfilling state and federal contracts. This is the area where Northland will have an advantage because of its DVBE certification. There are only 600 DVBE registered businesses in the California and only one in the heavy construction field according to the Disabled Veterans Alliance. The alliance between the Company and Northland should have a positive impact on the ability of the Company to obtain business. The reason for this is due to the fact that Northland has an advantage over other non DVBE companies when bidding on federally mandated construction projects. The most recent version of the law passed by Congress and by the California State Legislature requires that at least 3% of all contracts let in State and federally mandated projects be to DVBE owned companies. It should be noted that Rent USA, Inc. is not a DVBE registered company nor does it intend to obtain such a registration. However, the Company's alliance with Northland, will, in management's opinion, have a positive and beneficial affect.

Currently, the entire equipment rental market is shared by approximately 7,000 equipment rental yards across the United States, with United Rental Corporation positioned as the market leader.

Through acquisitions, United Rental has amassed over $1.7 billion in rental revenues for fiscal 1998. United Rental began its acquisition strategies upon its inception in 1997.

The service area for Rent USA, Inc. is a twelve-month construction Area. The Southwestern United States does not experience any disruption in construction due to weather or other seasonal issues which should also be advantageous to assuring regular cash flow.

Because the company has no operating history, it is impossible at this time to state the utilization rate for the Company's equipment, that is, the percentage of time which the equipment will be rented to customers as opposed to the time that it sits in the yard unrented and not generating income. The Company believes that its utilization rate will be comparable to those in the industry, averaging approximately 55%.


Item 2.    Changes in Securities

           None

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.


Item 5.    Other Information

The Corporation advises that James Slayton, C.P.A. has resigned as the company auditors, which resignation was accepted by the Company on January 1, 2000 effective from December 31, 1999. The reason for the resignation was at the request of the Registrant due to the fact that Mr. Slayton is not a member of the SEC Practice Section of the AICPA which the Company deemed to be of extreme importance for purposes of its relationships with the stock market community and with the Securities & Exchange Commission.

The decision to change accountants was recommended and approved by the Board of Directors.

During the Registrant's two most recent fiscal years and any subsequent interim period preceding the date of the dismissal, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

The accountant's report on the financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles other than as stated in the Registration Statement, Amendment No. 4, wherein the Accountant's Report states as follows:

"The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and has not generated significant revenues from planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

The Accountant in Note 3 makes the following statement:

"The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated significant revenues from its planned principal operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern."

John Spurgeon, CPA, JD whose address is PO Box 1171, Glendora, CA 91740, telephone number (626) 914-9449 has agreed to replace James Slayton as auditor. Mr. Spurgeon is a member of the SEC Practice Section of the AICPA as is his reviewing auditors, Corbin & Wertz of Irvine, California.

Item 6.    Exhibits and Reports on Form 8-K.


           The following 8-K Reports were filed by the Company which relate to the first and second quarter of 2000:

         An 8-K Report filed concurrently herewith regarding changes in the Company auditor. The 8-K Report also relates to a change in officers and directors which did not occur until after the second quarter of 2000.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Rent USA, Inc.
                                          ----------------------------


Date: September 5, 2000                   /s/     Al Harvey
                                          ----------------------------
                                          Al Harvey
                                          Chief Executive Officer