Form 10QSB
period 2000-06-30
RENT USA INC
filed 2000-09-08
CIK 1099946

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-QSB

                                   -----------


(Mark one)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
             For the quarterly period ended June 30, 2000
                                            --------------

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

(Check one):       Yes  [ ]  No  [x]

TABLE OF CONTENTS


PART 1-  FINANCIAL INFORMATION

                                                                   PAGE
                                                                   ----
Item 1. Financial Statements.....................................  F-1/10

Item 2. Plan of Operation........................................    11

PART 11- OTHER INFORMATION

Item 1. Legal Proceedings........................................    13

Item 2. Changes in Securities....................................    13

Item 3. Defaults Upon Senior Securities..........................    13

Item 4. Submission of Matters to a Vote of Security Holders......    13

Item 5. Other Information........................................    13

Item 6. Exhibits and Reports on Form 8-K.........................    13

SIGNATURES.......................................................    14

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements.

         Unaudited Balance sheet at June 30, 2000

         Unaudited Statements of Operations for the three month and six month periods ended June 30, 2000.

         Unaudited Statements of Cash Flows for the six and nine month period ended June 30, 2000.

         Notes to the financial statements.

                              FINANCIAL STATEMENTS
                                  RENT USA, INC.
                                   (Unaudited)
                                  JUNE 30, 2000


                                    CONTENTS

Consolidated Balance Sheets                                           F - 2

Consolidated Statements of Income and Expense                         F - 4

Consolidated Statements of Cash Flows                                 F - 5

Notes to the Financial Statements                                     F - 6

                                 RENT USA, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2000

                                     ASSETS

Current Assets
   Cash                                                              $   28,476
   Accounts Receivable                                                   55,235
   Employee Advance                                                       3,762
                                                                     -----------

Total Current Assets                                                     87,473
                                                                     -----------

Property and Equipment
   Furniture and Office Equipment                                        73,313
   Heavy Construction Equipment                                       5,279,327
   Attachments and Parts                                              1,476,068
   Shop Equipment and Tools                                             803,774
                                                                     -----------
                                                                      7,632,482
   Less; Accumulated Depreciation                                      (441,042)
                                                                     -----------

Total Property and Equipment                                          7,191,440
                                                                     -----------

TOTAL ASSETS                                                         $7,278,913
                                                                     ===========

                                 RENT USA, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2000

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
   Accrued Expenses                                                  $   32,463
   Short-Term Notes Payable                                           1,751,748
   Notes Payable, Current Portion                                        86,799
                                                                     -----------

Total Current Liabilities                                             1,871,010
                                                                     -----------

Long-Term Liabilities                                                   327,521
                                                                     -----------

Total Liabilities                                                     2,198,531
                                                                     -----------

Stockholders' Equity
   Common Stock, $.001 par value, 20,000,000
    Shares authorized; 6,098,289 issued and
    Outstanding                                                           6,098
   Preferred Stock, $.001 par value, 5,000,000
    Shares authorized; none issued                                            0
   Paid-in Capital                                                    5,498,347
   Retained Earnings                                                   (424,063)
                                                                     -----------

Total Stockholders' Equity                                            5,080,382
                                                                     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $7,278,913
                                                                     ===========


                                           RENT USA, INC.
                                        STATEMENTS OF INCOME
                      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                         Three Months ended            Six Months ended
                                              June 30,                     June 30,
                                        2000           1999          2000          1999
                                    ------------   ------------  ------------   ------------
Income                              $   125,122    $         0   $   225,934    $         0

Cost of Goods Sold                      247,910              0       422,425              0
                                    ------------   ------------  ------------   ------------

Gross Profit (Deficit)                 (122,788)             0      (196,491)             0

Operating Expenses                      118,482              0       179,084         (5,000)
                                    ------------   ------------  ------------   ------------

Income (Loss) from Operations          (241,270)             0      (375,575)        (5,000)

Provision for Income Taxes                    0              0             0              0
                                    ------------   ------------  ------------   ------------

Net Income (Loss)                   $  (241,270)   $         0   $  (375,575)   $    (5,000)
                                    ============   ============  ============   ============

Earnings Per Share - Basic          $     (0.04)   $         0   $     (0.06)   $    (0.001)
                                    ============   ============  ============   ============

Weighted Average Number of Shares     6,098,289      5,000,000     6,098,289      3,333,333
                                    ============   ============  ============   ============


                                 RENT USA, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                2000          1999
                                                             ----------   ----------
Cash Flow from Operating Activities:
   Net Income                                                $(375,575)   $  (5,000)
   Adjustments to reconcile net income to
    net cash used in operating activities:
      Depreciation                                             398,464            0
      (Increase) Decrease in:
       Accounts Receivable                                     (55,235)           0
       Employee Advance                                         (3,762)           0
      Increase (Decrease) in:
       Accounts Payable                                           (910)           0
       Accrued Expenses                                         32,463            0
                                                             ----------   ----------
Net Cash (used) by Operating Activities                         (4,555)      (5,000)
                                                             ----------   ----------

Cash Flow from Investing Activities:
   Purchase of Property and Equipment                          (37,343)           0
                                                             ----------   ----------

Net Cash used by investing Activities                          (37,343)           0
                                                             ----------   ----------

Cash Flow from Financing Activities:
   Proceeds from Issuance of Stock                                   0        5,000
   Capital Contribution                                            500            0
   Net Proceeds from Notes Payable                              69,874            0
                                                             ----------   ----------

Net Cash provided from Financing Activities                     70,374        5,000
                                                             ----------   ----------

Net Increase (Decrease) in Cash                                 28,476            0

Cash Balance at Beginning of Period                                  0            0
                                                             ----------   ----------

Cash Balance at End of Period                                $  28,476    $       0
                                                             ==========   ==========
SUPPLEMENTAL DISCLOSURES:
  Cash Paid During the Period for:
     Interest                                                $   4,113    $       0
                                                             ==========   ==========
     Income Tax                                              $       0    $       0
                                                             ==========   ==========

Schedule of Noncash Investing and Financing Activities:
    In 2000
    Notes Payable incurred for purchase of property
     and equipment                                                        $ 434,473
                                                                          ==========
    Paid-in Capital incurred for acquiring of property and
     equipment                                                            $   7,500
                                                                          ==========

                                 RENT USA, INC.
                          NOTES TO FIANNCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information

In the Opinion of the management of Rent USA, Inc.(the Company), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2000, and the results of operations for the three and six months ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

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

                                 RENT USA, INC.
                          NOTES TO FIANNCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

Management of the Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. There was no bad debt expense either for 2000 or 1999.

Property and Equipment

Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight- line method based on the estimated useful lives of the assets. Depreciation expense was $398,464 and $0 for 2000 and 1999, respectively.

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

NOTE 2 - SHORT-TERM NOTES PAYABLE

a.) Note Payable to an Officer; no interest
    accrued; due on demand                                     $   20,000

b.) Note Payable to an Officer; no interest
    accrued: due on demand                                         39,664

c.) Note Payable to related party; interest
    at 8.5%; due June 3, 2000                                   1,661,721

d.) Note Payable to Airgas, due on demand;
    secured by equipment                                            5,363

                                 RENT USA, INC.
                          NOTES TO FIANNCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999


NOTE 2 - SHORT-TERM NOTES PAYABLE (Continued)

e.) Note Payable to related party; interest
    at 10%; due 60 days                                            25,000
                                                               -----------
                                                               $1,751,748
                                                               ===========


NOTE 3 - LONG-TERM LIABILITIES

a.)  10.75% Note Payable to Anchor due in monthly
     installment of $743.43 including principal
     and interest, maturing March 24, 2004;
     collateralized by equipment                                $  27,926

b.)  9.65% Note Payable to bank due in monthly
     installment of $2,645.49 including principal
     and interest, maturing April 28, 2003;
     collateralized by equipment                                   77,777

c.)  12% Note Payable to Johnson due in monthly
     installment of $6,174.52 including principal
     and interest, maturing April 2001                             81,164

d.)  10.75% Note Payable to CIT due in monthly
     installment of $5950.83 including principal
     and interest, maturing May 2004; collateralized
     by equipment                                                 227,453
                                                                ----------
                                                                  414,320
     Less Current Portion                                          86,799
                                                                ----------
                                                                $ 327,521
                                                                ==========

Long-term liabilities maturities during the years ending December 31:

         2000        $ 86,799
         2001         121,135
         2002          94,734
         2003          74,848
         2004          36,804
                     ---------
                     $414,320
                     =========

NOTE 4 - PROVISION FOR INCOME TAX

There was no provision for income tax for three and six months ended June 30, 2000 and 1999. Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses.

                                 RENT USA, INC.
                          NOTES TO FIANNCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999


NOTE 4 - PROVISION FOR INCOME TAX (Continued)

At December 31, 1999, net federal operating losses of approximately $48,488 are available for carryforward against future years' taxable income and expire in 2020. The Company's ability to utilize its federal net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

NOTE 5 - NET LOSS PER SHARE

Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Basic net loss per share for six months ended June 30, 2000 and 1999 is $0.06 and $0.001, respectively.

NOTE 6 - CAPITAL CONTRIBUTION

A shareholder contributed an equipment with a fair value of $7,500 to the Company.

NOTE 7 - LEASE COMMITMENTS

The Company leases its office facilities for $3,250 per month. The lease expires February 28, 2003. Rent expense totaled $6,300 and $0 for 2000 and 1999, respectively.

As of June 30, 2000, the minimum commitments under the lease are as follows:

            December 31,                 Amount
            ------------                 ------
            2000                        $ 19,500
            2001                          39,000
            2002                          39,000
            2003                           6,500
                                        ---------
                                        $104,000
                                        =========
NOTE 8 - GOING CONCERN

The accompanying financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying financial statements, the Company incurred a net loss of $375,575 and $5,000 for six months ended June 30, 2000 and 1999, respectively, and as of June 30, 2000, the Company has a working capital deficiency of $1,783,537.

                                 RENT USA, INC.
                          NOTES TO FIANNCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999


NOTE 8 - GOING CONCERN (Continued)

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

Additionally, the Company has changed officers and directors. The directors and officers of the Company were originally as follows:

Name               Age             Position
------------    -------     --------------------

Al Harvey           56         Chairman, Chief Executive Officer, Director
Dan McCoy           37         President, Chief Financial Officer, Director
Gary Hulbert        63         Vice President & Regional Manager

As of August 1, 2000, Dan McCoy resigned and Gary Hulbert took other employment. Neither of them are any longer connected to the Company in any manner nor do they have anything owed to them either by way of salary or other compensation.

Dan McCoy was replaced by Charles C. Hooper as President, Chief Financial Officer and Director. Mr. Hooper is 52 years of age.

Gary Hulbert has not as yet been replaced.


Management Responsibilities
----------------------------

Al Harvey, Chairman, Chief Executive Officer, Director

Mr. Harvey will act to develop and maintain the company vision. He will oversee all areas and company departments. He will Approve all financial obligations, will seek business opportunities and strategic alliances with other organizations, will plan, develop and establish policies and objectives of business organization in accordance with board directives and company charter, direct and coordinate financial programs to provide funding for new or continuing operations in order to maximize return on investments and increase productivity.

Goals include: To form Rent USA into one of the premier equipment rental companies in the Unites States by maintaining quality of equipment, service and reliability to facilitate increased revenues, profitability, and exposure.

Charles C. Hooper, President, Chief Financial Officer, Director

Mr. Hooper will work closely with Al Harvey to develop revenue and profitability goals. His essential obligation is to work with investors and creditors to raise required capital to meet Companies funding requirements, to work with CEO to target and review feasibility of potential acquisitions and to oversee the Company's overall accounting and tax liabilities. Finally, he will work with Sales Managers to establish optimal sales levels and pricing.


Management Team Backgrounds
---------------------------

Al Harvey, Chairman, Chief Executive Officer, Director

Al Harvey was from 1995 to February of 1999, president of Big Iron Rental, a California based construction equipment rental company with approximately 2 million dollars in annual sales during the last full year of operation. Prior to 1995, Mr. Harvey worked as sales manager from L. D. Harvey Equipment Rental Company in Chino, California which, when Mr. Harvey left the company was grossing approximately 3.8 million dollars in annual sales. From approximately August of 1981 until 1992 when he joined L. D. Harvey, he owned and operated Alvin Harvey Construction Company of Oren, Utah, specializing in single family residential construction.

Charles C. Hooper, President, Chief Financial Officer, Director

Mr. Hooper was from 1986 until coming with the Company, the Chief Executive Officer of Mojave Natural Resources in Temecula, California, a company which produces decorative rock and construction aggregate and industrial minerals. From 1978 until 1990, he was also the owner of Old Town Financial in La Jolla, California, a developer of shopping centers, office buildings, condominiums, apartments, health clubs, single family homes and ranch estates. He began his careet in 1968 with Litton Industries as a reliability systems engineer which designed and built missle guidance systems for the U.S. Army ground to air combat installations. He was an officer in the U.S. Navy during the Viet Nam war and became an instructor at the Naval War College. He served two tours in Viet Nam as Navy Seal and trained submarine diving officers. From 1974 until 1986 he was the owner of Organizational Diagnostics Associates in San Diego, California, a private financial and business consulting firm to Fortune 500 and local companies pioneering the development of financial and legal software systems. Mr. Hooper is a graduate of the University of California at Los Angeles with High Honors, has a Master of Science Degree from the U.S. Naval Post Graduate School and has done doctorate work in finance and human behavior. He has also taken a number of continuing education courses in finance, real estate and insurance. He is a 22 year member of the San Diego Yacht Club, a member of Toastmasters International, The Veterans of Foreign Wars, the California Mining Association and the Pacific S.W. Quarter Horse Association.

Remuneration of Directors and Executive Officers

                                  Annual
Name:                             Comp.
-------------------------------------------
Al Harvey, CEO                 $ 225,000
Charles C. Hooper, PRES & CFO  $ 150,000

Directors are not compensated at this time for serving in the capacity as a director and it is not anticipated that directors will receive any compensation for their service.

Item 6.    Exhibits and Reports on Form 8-K.

           The following 8-K Reports were filed by the Company which relate to the first and second quarter of 2000:

         An 8-K Report filed concurrently herewith regarding changes in auditor, officers and directors.

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