Form 10QSB
period 2000-09-30
RENT USA INC
filed 2000-11-14
CIK 1099946

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-QSB

                                   -----------


(Mark one)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
             For the quarterly period ended September 30, 2000
                                            ------------------

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

                                 (909) 590-3063
                                 ---------------
                           (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2000: Common stock 6,098,289 shares

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

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements.

         Unaudited Balance sheet at September 30, 2000

         Unaudited Statements of Operations for the three month and six month periods ended September 30, 2000.

         Unaudited Statements of Cash Flows for the six and nine month period ended September 30, 2000.

         Notes to the financial statements.

                              FINANCIAL STATEMENTS
                                  RENT USA, INC.
                                   (Unaudited)
                               September 30, 2000


                                    CONTENTS

Consolidated Balance Sheets                                           F - 2

Consolidated Statements of Income and Expense                         F - 3

Consolidated Statements of Cash Flows                                 F - 4

Notes to the Financial Statements                                     F - 5

                                 RENT USA, INC.
                                 BALANCE SHEET
                            As of September 30, 2000



                                     ASSETS

Current Assets
      Cash                                                          $    14,603
      Accounts Receivable                                                55,925
                                                                    ------------
Total Current Assets                                                     70,528

Property and Equipment
      Furniture and Office Equipment                                     73,313
      Heavy Construction Equipment                                    5,584,237
      Attachments and Parts                                           1,476,068
      Shop Equipment and Tools                                          803,774
                                                                    ------------
                                                                      7,937,392
      Less: Accumulated Depreciation                                   (640,274)
                                                                    ------------
Total Property and Equipment                                          7,297,118

                                                                    ------------
TOTAL ASSETS                                                        $ 7,367,646
                                                                    ============

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts Payable                                              $   239,172
      Accrued Expenses                                                   14,264
      Short-Term Notes Payable                                        1,751,747
      Notes Payable, Current Portion                                     86,799
                                                                    ------------
Total Current Liabilities                                             2,091,982

Long-Term Liabilities                                                   298,564
                                                                    ------------

Total Liabilities                                                     2,390,546

Stockholders' Equity
      Common Stock, $.001 par value, 20,000,000
         Shares authorized; 6,098,289 shares issued
         and outstanding                                                  6,098
      Preferred Stock, $.001 par value, 5,000,000
         Shares authorized; none issued                                       -
      Paid-in Capital                                                 5,498,347
      Retained Earnings                                                (527,345)
                                                                    ------------
Total Stockholders' Equty                                             4,977,100

                                                                    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 7,367,646
                                                                    ============

     See accompanying notes to financial statements and accountant's report
                                      F-2


                                 RENT USA, INC.
                              STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                          Three Months Ended               Nine Months Ended
                                             September 30,                  September 30,
                                        2000             1999           2000            1999
                                     ------------    ------------   ------------    ------------
INCOME                               $   144,485     $         -    $   370,419     $         -

COST OF SALES                            179,323                        601,747
                                     ------------    ------------   ------------    ------------

GROSS PROFIT (DEFICIT)                   (34,838)              -       (231,328)              -

OPERATING EXPENSES                        68,444                        247,529          5,000
                                     ------------    ------------   ------------    ------------

INCOME (LOSS) FROM OPERATIONS           (103,282)              -       (478,857)         (5,000)

PROVISION FOR INCOME TAXES                     -               -              -               -
                                     ------------    ------------   ------------    ------------

NET INCOME (LOSS)                    $  (103,282)    $         -       (478,857)    $    (5,000)
                                     ============    ============   ============    ============

EARNINGS PER SHARE - BASIC           $     (0.02)    $         -    $     (0.08)    $     (0.00)
                                     ============    ============   ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES      6,098,289       5,000,000      6,098,289       3,333,333
                                     ============    ============   ============    ============


     See accompanying notes to financial statements and accountant's report
                                      F-3

                                 RENT USA, INC.
                            STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMER 30, 2000 AND 1999

                                                                  2000          1999
                                                               ----------    ----------
Cash Flow from Operating Activities:
      Net Income                                               $(478,857)    $  (5,000)
      Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
          Depreciation                                           597,696             -
          (Increase) Decrease in Accounts Receivable             (55,925)            -
          Increase (Decrease) in Accounts Payable                238,262             -
          Increase (Decrease) in Accrued Expenses                 14,264             -
                                                               ----------    ----------
Net Cash Provided (Used) by Operating Activities:                315,440        (5,000)

Cash Flow from Investing Activities:
      Purchase of Property and Equipment                        (342,252)            -
                                                               ----------    ----------
Net Cash Provided (Used) by Investing Activities:               (342,252)            -

Cash Flow from Financing Activities:
      Proceeds from Issuance of Stock                                  -         5,000
      Capital Contribution                                           500             -
      Net Proceeds (Payments) from Notes Payable                  40,915             -
                                                               ----------    ----------
Net Cash Provided (Used) by Financing Activities:                 41,415         5,000
                                                               ----------    ----------

Net Increase (Decrease) in Cash                                   14,603             -

Cash Balance at Beginning of Period                                    -             -
                                                               ----------    ----------

Cash Balance at End of Period                                  $  14,603     $       -
                                                               ==========    ==========

Supplemental Disclosures:
      Cash Paid During the Period for Interest                 $  14,457     $       -
                                                               ==========    ==========
      Cash Paid During the Period for Income Tax               $       -     $       -
                                                               ==========    ==========

Supplemental Schedules of Noncash Investing and
  Financing Activities During the Period
      Notes Payable Incurred for Purchase of Property and
        Equipment                                              $ 434,473     $       -
                                                               ==========    ==========
      Paid-In Capital Inccurred for Acquisition of Property
        and Equipment                                          $   7,500     $       -
                                                               ==========    ==========



     See accompanying notes to financial statements and accountant's report

                                 RENT USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Interim Information

In the Opinion of the management of Rent USA, Inc.(the Company), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2000, and the results of operations for the three and nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 1999.

The attached projections (forecasts) are not apart of these unaudited financial statements. John H. Spurgeon, CPA has not examined the forecasts and assumes no responsibility for them.

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

                                 RENT USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

Management of the Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. There was no bad debt expense either for 2000 or 1999.

Property and Equipment

Property and Equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the rental assets. Depreciation expense was $597,696 and $0 for 2000 and 1999, respectively.

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

NOTE 2 - SHORT-TERM NOTES PAYABLE

a.) Note Payable to an Officer; no interest
    accrued; due on demand                                           $   20,000

b.) Note Payable to an Officer; no interest
    accrued: due on demand                                               39,664

c.) Note Payable to related party; interest
    at 8.5%; due June 3, 2000                                         1,661,721

d.) Note Payable to Airgas, due on demand;
    secured by equipment                                                  5,362

                                 RENT USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


NOTE 2 - SHORT-TERM NOTES PAYABLE (Continued)

e.) Note Payable to related party; interest
    at 10%; due 60 days                                                  25,000
                                                                     -----------

                                                                     $1,751,747
                                                                     ===========

NOTE 3 - LONG-TERM LIABILITIES

a.) 10.75% Note Payable to Anchor due in monthly
    installment of $743.43 including principal
    and interest, maturing March 24, 2004;
    collateralized by equipment                                       $  26,433

b.) 9.65% Note Payable to bank due in monthly
    installment of $2,645.49 including principal
    and interest, maturing April 28, 2003;
    collateralized by equipment                                          77,777

c.) 12% Note Payable to Johnson due in monthly
    installment of $6,174.52 including principal
    and interest, maturing April 2001                                    64,465

d.) 10.75% Note Payable to CIT due in monthly
    installment of $5950.83 including principal
    and interest, maturing May 2004; collateralized
    by equipment                                                        216,688
                                                                      ----------
                                                                        385,363
   Less Current Portion                                                  86,799
                                                                      ----------
                                                                      $ 298,564
                                                                      ==========

Long-term liabilities maturities during the years ending December 31:

     2000              $ 86,799
     2001               121,135
     2002                94,734
     2003                74,848
     2004                36,804
                       --------
                       $414,320
                       ========

NOTE 4 - PROVISION FOR INCOME TAX

There was no provision for income tax for three and nine months ended September 30, 2000 and 1999. Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses.

                                 RENT USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


NOTE 4 - PROVISION FOR INCOME TAX (Continued)

At December 31, 1999, net federal operating losses of approximately $48,488 are available for carryforward against future years' taxable income and expire in 2020. The Company's ability to utilize its federal net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

NOTE 5 - NET LOSS PER SHARE

Net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Basic net loss per share for nine months ended September 30, 2000 and 1999 is $0.05 and $0.001, respectively.

NOTE 6 - CAPITAL CONTRIBUTION

A shareholder contributed equipment with a fair value of $7,500 to the Company.

NOTE 7 - LEASE COMMITMENTS

The Company leases its office facilities for $3,250 per month. The lease expires February 28, 2003. Rent expense totaled $6,300 and $0 for 2000 and 1999, respectively.

As of September 30, 2000, the minimum commitments under the lease are as follows:
                       December 31,           Amount
                       ------------           ------
                         2000               $  9,750
                         2001                 39,000
                         2002                 39,000
                         2003                  6,500
                                            --------
                                            $104,000
                                            ========

NOTE 8 - GOING CONCERN

The accompanying financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying financial statements, the Company incurred a net

                                 RENT USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


NOTE 8 - GOING CONCERN - CONTINUED

loss of $478,857 and $5,000 for nine months ended September 30, 2000 and 1999, respectively, and as of September 30, 2000, the Company has a working capital deficiency of $2,021,454.


Management is currently involved in active negotiations to obtain additional financing and actively increasing marketing efforts to increase revenues. The Company's continued existence depends on its ability to meet its financing requirements and the success of its future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 9 - SUBSEQUENT EVENTS

On October 3, 2000, Senior Care Industries, Inc. purchased 5,000,000 shares of common stock in the Company in exchange for 2,000,000 shares of common stock in Senior Care Industries, Inc. The stock position of Senior Care Industries, Inc. will give it actual control of the Company.

NOTE 10 - SEGMENT INFORMATION

The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. As the Company is currently in the early phase of its business plan, it does not yet have any reportable segments.

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

On October 3, 2000, Senior Care Industries, Inc. purchased 5,000,000 shares of common stock in Rent USA, Inc. in exchange for 2,000,000 shares of common stock in Senior Care Industries, Inc. The stock position of Senior Care Industries, Inc. gives it actual control of Rent USA, Inc.

Rent USA, Inc. is a publicly held company that became a fully reporting company with the Securities & Exchange Commission earlier this year. Rent USA, Inc. is not yet trading on any public market but a Form 211 was filed by Olsen Paine, a brokerage firm who will act as Rent USA's initial market maker, on or about October 16, 2000 to commence trading on the over the counter bulletin board.

As of the date of the acquisition by Senior Care Industries, Inc., Rent USA had a total after the sale to Senior Care Industries, Inc.of 11,098,289 common shares outstanding. Both the shares issued to Rent USA by Senior Care and the Rent USA shares received by Senior Care Industries were issued pursuant to
Section 4(2) of the Securities & Exchange Act of 1933, as amended, which allows the issuance of unregistered securities in exchange for assets. These securities contain a legend condition which restricts their sale to the general public for a period of one year from the date of issuance and then allows the stock to be registered and sold pursuant to Regulation 230.144 by the filing of a Form 144 with the Commission.

Rent USA, Inc. provides services in four categories under the umbrella of its current domestic rental and sales business which is to be known as Equip USA. Those rentals and sales are generally from the following sources:

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

         About 50% of the gross volume of the Equip USA's business is from the sale of used equipment which the Company holds in inventory for that purpose. The other 50% of its business comes from the rental of equipment or re-rental of equipment which belongs to others.

         As of September 30, 2000, the Company had not yet commenced the sale of new equipment.

         Rent USA maintains a rental yard in Chino, California where it stores and maintains its equipment when it is not being used.

The geographic marketing area for Rent USA initially will be limited to the southwest United States and will only include Southern California, Nevada, Utah and Arizona.

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

         It is management's opinion that one of the areas of greatest growth in the equipment rental market is in the area of rentals to contractors fulfilling state and federal contracts. This is the area where Rent USA has an advantage because of its relationship with Northland Rental & Supply, a company with which Rent USA has an exclusive marketing agreement to supply equipment for rental and where Northland Rental & Supply being owned by a disabled veteran and has received DVBD certification from both the State of California and the Federal government, has an advantage. There are only 600 DVBE registered businesses in the California and only one in the heavy construction field according to the Disabled Veterans Alliance. The alliance between the Company and Northland should have a positive impact on the ability of the Company to obtain business. The reason for this is due to the fact that Northland has an advantage over other non DVBE companies when bidding on federally mandated construction projects. The most recent version of the law passed by Congress and by the California State Legislature requires that at least 3% of all contracts let in State and federally mandated projects be to DVBE owned companies. It should be noted that Rent USA, Inc. is not a DVBE registered company nor does it intend to obtain such a registration. However, the Company's alliance with Northland, will, in management's opinion, have a positive and beneficial affect.

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

         Because the company has limited operating history, it is impossible at this time to state the utilization rate for the Company's equipment, that is, the percentage of time which the equipment will be rented to customers as opposed to the time that it sits in the yard unrented and not generating income. The Company believes that its utilization rate will be comparable to those in the industry, averaging approximately 55%.

         Rent USA's goal is to become a highly visible and regionally known company providing affordable and well maintained equipment for the construction industry.

         Growth through acquisition is planned to be in three primary areas - heavy equipment sales and rental companies, mining and engineering companies and materials and mineral companies. The latter two categories reflect the nitch markets the company is targeting in addition to competing in the broader equipment sales and rental industry. The strategy is to vertically integrate the resources and customers in a way to create an in-house "floor" of business and to maximize profits through participating in the services and products resulting from the use of heavy equipment.

         Two initial acquisitions in this strategy are currently in progress. The first is a contract recently signed establishing a mining equipment and sales company with Don Hodges who has been in this business for over 20 years. This division will be known as Equip Mining Systems. It will market the sales of crushers , conveyors, etc. and is anticipated will also create opportunities for Rent USA to also sell the necessary loaders and dozers in the same transaction. The second is the targeted acquisition of a specialty landscape and architectural stone company known as the Calico Rock mines which will employ equipment from both Rent USA and the mining equipment company on a full-time basis and provide additional opportunities for profiting from the rock products produced with the equipment.

         Rent USA has engaged Don Hodges to establish a mining equipment sales and rental company to be known as Equip Mining Systems. Mr. Hodges will share in the profit and will receive 20% of the equity in the construction equipment sales entity. Mr. Hodges has considerable experience in this business and brings with him a customer list and executive staff which will be available to run the company. It is anticipated that this new entity will have sales of approximately $7,023,500.00 during the first year of operations with a projected commencement date of March, 2001. There are no up-front costs for the development of this entity. However, there will be a considerable requirement for operating capital.

         Rent USA has also entered into a letter of intent to purchase Calico Rock, a major producer of natural crushed colored rock in the Southwest United States with the rock crushing plant and quarry located in Barstow, California. Calico primarily serves the wholesale landscape, roofing and architectural pre-cast markets with 14 natural crushed rock colors. The acquisition will be for stock in Rent USA, Inc. but the on going operation of the business will require a considerable infusion of working capital. The Calico acquisition once completed will be known as Calico Mines.

         The Company, Rent USA is presently preparing a stock offering which will give all holders of common stock in Senior Care Industries, Inc. an opportunity to buy shares in Rent USA. These shares will be registered under an SB-2 Registration Statement and will be sold pursuant to a prospectus which Rent USA will send to all shareholders of record of Senior Care Industries, Inc. By this offering, Rent USA intends to raise up to approximately $2,300,000.00 for additional working capital. The sale of stock which will be registered by the filing of a Form SB-2 at the end of November of 2000

         Rent USA has developed projections which show its projected income and expense during the first five years following the development of the acquisitions which have been discussed above. The projections show projected income and expense for the first five years of operation and include normal anticipated income flows from Rent USA's normal operating rental and sales business which will be known as Equip USA, from its mining equipment sales business to be known as Equip Mining Systems and from Calico Mines. Net sales from the first year of operations after all acquisitions are complete anticipate gross income of $16,405,976 and a gross profit margin of 35%. Net income during that same year is anticipated to be $1,996,614 with a net profit of 12.2%.


                                 Rent USA, Inc.
                                Income Statement

                                        YEAR 1                                                     YEAR 2
                 --------------------------------------------------        -------------------------------------------------
                      Rent USA                 Equip Mining     Calico            Rent USA                  Equip Mining    Calico
                                   Equip USA    Systems       Mines                         Equip USA     Systems       Mines
NET SALES          $16,405,976   $4,100,000   $7,023,500   $5,282,476        $17,837,455   $4,407,500   $7,444,910   $5,985,045

COGS               $10,663,703   $2,610,235   $5,351,718   $2,701,750        $11,483,001   $2,806,003   $5,565,786   $3,111,212
Gross Profit        $5,742,273   $1,489,765   $1,671,782   $2,580,726         $6,354,454   $1,601,497   $1,879,124   $2,873,833
Gross Margin %           35.0%         36.3%        23.8%        48.9%              35.6%        36.3%        25.2%        48.0%

SG&A                $2,563,185     $775,575     $844,241     $943,370         $2,892,397     $831,064     $878,010   $1,183,322
NBIT                $3,179,088     $714,190     $827,542   $1,637,356         $3,462,057     $770,433   $1,001,113   $1,690,511
NBIT %                   19.4%         17.4%        11.8%        31.0%              19.4%        17.5%        13.4%        28.2%

Interest Expense      $107,374     $107,374           $0           $0           $115,427     $115,427           $0           $0

Income Taxes        $1,075,100     $212,386     $289,640     $573,075         $1,171,321     $229,252     $350,390     $591,679
Net Income          $1,996,614     $394,431     $537,902   $1,064,281         $2,175,310     $425,754     $650,724   $1,098,832
Net Income %             12.2%          9.6%         7.7%        20.1%              12.2%         9.7%         8.7%        18.4%


                                        YEAR 3                                                     YEAR 4
                 --------------------------------------------------        -------------------------------------------------
                      Rent USA                 Equip Mining     Calico            Rent USA                  Equip Mining    Calico
                                   Equip USA    Systems       Mines                          Equip USA     Systems       Mines
NET SALES          $19,213,217   $4,738,063   $7,891,605   $6,583,550         $20,700,423   $5,093,417   $8,365,101   $7,241,905

COGS               $12,159,925   $3,016,453   $5,788,418   $3,355,055         $12,668,549   $3,242,687   $6,135,723   $3,290,139
Gross Profit        $7,053,292   $1,721,609   $2,103,187   $3,228,495          $8,031,874   $1,850,730   $2,229,378   $3,951,766
Gross Margin %            36.7%        36.3%        26.7%        49.0%               38.8%        36.3%        26.7%        54.6%

SG&A                $3,135,186     $890,715     $913,131   $1,331,340          $3,323,091     $957,519     $949,656   $1,415,916
NBIT                $3,918,106     $830,894   $1,190,056   $1,897,156          $4,708,783     $893,211   $1,279,722   $2,535,850
NBIT %                    20.4%        17.5%        15.1%        28.8%               22.7%        17.5%        15.3%        35.0%

Interest Expense      $124,084     $124,084           $0           $0            $133,390     $133,390           $0           $0

Income Taxes        $1,327,908     $247,384     $416,520     $664,004          $1,601,388     $265,937     $447,903     $887,547
Net Income          $2,466,114     $459,427     $773,536   $1,233,151          $2,974,005     $493,884     $831,819   $1,648,302
Net Income %              12.8%         9.7%         9.8%        18.7%               14.4%         9.7%         9.9%        22.8%



                                        YEAR 5                                              FIVE YEAR TOTAL
                 --------------------------------------------------        -------------------------------------------------
                      Rent USA                 Equip Mining     Calico            Rent USA                  Equip Mining    Calico
                          Equip USA    Systems       Mines                  Equip USA     Systems       Mines
NET SALES          $22,308,526   $5,475,423   $8,867,007   $7,966,095        $96,465,597 $23,814,403$39,592,122   $33,059,071

COGS               $13,048,140   $3,485,889   $6,503,866   $3,058,385        $58,902,848 $14,040,796$29,345,510   $15,516,541
Gross Profit        $9,260,386   $1,989,535   $2,363,141   $4,907,710        $37,562,749 $9,773,607 $10,246,612   $17,542,530
Gross Margin %            41.5%        36.3%        26.7%        61.6%              38.9%     41.0%        25.9%         53.1%

SG&A                $3,521,861   $1,029,333     $987,642   $1,504,886        $15,435,720 $4,484,206  $4,572,680    $6,378,834
NBIT                $5,738,525     $960,202   $1,375,499   $3,402,824        $22,127,029 $5,289,401  $5,673,932   $11,163,696
NBIT %                    25.7%        17.5%        15.5%        42.7%              22.9%     22.2%        14.3%         33.8%

Interest Expense      $143,394     $143,394           $0           $0           $623,669  $623,669           $0            $0

Income Taxes        $1,958,296     $285,883     $481,424   $1,190,988         $5,930,188 $1,117,542  $1,569,357    $3,243,289
Net Income          $3,636,835     $530,925     $894,074   $2,211,836        $15,573,172 $3,548,190  $4,104,575    $7,920,407
Net Income %              16.3%         9.7%        10.1%        27.8%              16.1%     14.9%        10.4%         24.0%

                                      These forecasts should be read in conjunction with the
                                            Attached Summary of Significant Assumptions

                                CASH COLLECTIONS

                      Rent USA                      EQUIP MINING
                                    EQUIP USA      SYSTEMS       CALICO MINES

  Yr 1             $14,995,080      $3,710,500     $6,440,550     $4,844,030
  Yr 2             $17,718,643      $4,381,978     $7,409,933     $5,926,732
  Yr 3             $19,099,029      $4,710,626     $7,854,529     $6,533,874
  Yr 4             $20,576,985      $5,063,923     $8,325,801     $7,187,261
  Yr 5             $22,175,053      $5,443,717     $8,825,349     $7,905,987
 Total             $94,564,789      $23,310,743    $38,856,161   $32,397,885

Assume 11/12 of current year + 1/12 of prior year (net 30 days)


                                    PURCHASES

                      Rent USA                      EQUIP MINING
                                     EQUIP USA      SYSTEMS       CALICO MINES

  Yr 1    COGS     $10,663,703      $2,610,235     $5,351,718     $2,701,750
          SG&A      $2,563,185        $775,575       $844,241       $943,370
         Yr Total  $13,226,888      $3,385,810     $6,195,958     $3,645,120

  Yr 2    COGS     $11,483,001      $2,806,003     $5,565,786     $3,111,212
          SG&A      $2,892,397        $831,064       $878,010     $1,183,322
         Yr Total  $14,375,398      $3,637,067     $6,443,797     $4,294,534

  Yr 3    COGS     $12,159,925      $3,016,453     $5,788,418     $3,355,055
          SG&A      $3,135,186        $890,715       $913,131     $1,331,340
         Yr Total  $15,295,111      $3,907,168     $6,701,548     $4,686,394

  Yr 4    COGS     $12,668,549      $3,242,687     $6,135,723     $3,290,139
          SG&A      $3,323,091        $957,519       $949,656     $1,415,916
         Yr Total  $15,991,640      $4,200,206     $7,085,379     $4,706,055

  Yr 5    COGS     $13,048,140      $3,485,889     $6,503,866     $3,058,385
          SG&A      $3,521,861      $1,029,333       $987,642     $1,504,886
         Yr Total  $16,570,001      $4,515,221     $7,491,508     $4,563,271

 Total             $75,459,038      $19,645,472   $33,918,191    $21,895,375



                               CASH DISBURSEMENTS

                      Rent USA                      EQUIP MINING
                                     EQUIP USA      SYSTEMS       CALICO MINES

  Yr 1    COGS      $9,747,646      $2,362,616     $4,907,525     $2,477,505
          SG&A      $2,563,185        $775,575       $844,241       $943,370
         Yr Total  $12,310,832      $3,138,191     $5,751,766     $3,420,875

  Yr 2    COGS     $11,414,934      $2,789,689     $5,548,019     $3,077,227
          SG&A      $2,892,397        $831,064       $878,010     $1,183,322
         Yr Total  $14,307,331      $3,620,753     $6,426,029     $4,260,549

  Yr 3    COGS     $12,103,670      $2,998,916     $5,769,939     $3,334,816
          SG&A      $3,135,186        $890,715       $913,131     $1,331,340
         Yr Total  $15,238,856      $3,889,631     $6,683,070     $4,666,155

  Yr 4    COGS     $12,626,333      $3,223,910     $6,106,896     $3,295,527
          SG&A      $3,323,091        $957,519       $949,656     $1,415,916
         Yr Total  $15,949,424      $4,181,429     $7,056,552     $4,711,443

  Yr 5    COGS     $13,016,634      $3,465,703     $6,473,310     $3,077,621
          SG&A      $3,521,861      $1,029,333       $987,642     $1,504,886
         Yr Total  $16,538,495      $4,495,036     $7,460,952     $4,582,507

 Total             $74,344,938     $19,325,039    $33,378,370    $21,641,529

             These forecasts should be read in conjunction with the
                   Attached Summary of Significant Assumptions


                                 Rent USA, Inc.
                                  Balance Sheet
                                              YEAR 1                                                YEAR 2
                      ------------------------------------------------------    ----------------------------------------------------
                                                  Equip Mining                                          Equip Mining
                         Rent USA     Equip USA      Systems    Calico Mines      Rent USA    Equip USA     Systems     Calico Mines
CURRENT ASSETS:
Cash                     $3,573,806   $2,324,581     $399,144      $850,081      $5,503,760   $2,546,516   $1,032,659     $1,924,585
Accounts Receivable      $1,410,896     $389,500     $582,951      $438,446      $1,529,709     $415,023     $617,928       $496,759
Inventories              $6,225,324   $6,225,324           $0            $0      $6,692,224   $6,692,224           $0             $0
Prepaid Expenses                 $0
TOTAL CURRENT ASSETS    $11,210,026   $8,939,405     $982,095    $1,288,526     $13,725,693   $9,653,763   $1,650,586     $2,421,344

FIXED ASSETS:
Plant and Equipment        $250,000     $250,000           $0            $0        $250,000     $250,000           $0             $0
Less accumulative
   depreciation             $35,714      $35,714           $0            $0         $71,429      $71,429           $0             $0
NET PLANT AND EQUIPMENT    $214,286     $214,286           $0            $0        $178,571     $178,571           $0             $0

TOTAL ASSETS            $11,424,312   $9,153,691     $982,095    $1,288,526     $13,904,264   $9,832,334   $1,650,586     $2,421,344

CURRENT LIABILITIES:
Accounts Payable         $6,206,698   $5,538,260     $444,193      $224,245      $6,511,340   $5,791,149     $461,960       $258,231
Accrued liabilities              $0                                                      $0
TOTAL CURRENT
   LIABILITIES           $6,206,698   $5,538,260     $444,193      $224,245      $6,511,340   $5,791,149     $461,960       $258,231

LONG-TERM LIABILITIES:
Long-term notes payable    $921,000     $921,000           $0            $0        $921,000     $921,000           $0             $0

TOTAL LIABILITIES        $7,127,698   $6,459,260     $444,193      $224,245      $7,432,340   $6,712,149     $461,960       $258,231

EQUITY
Shareholder's Equity     $2,300,000   $2,300,000           $0            $0      $2,300,000   $2,300,000           $0             $0
Investment in Divisions          $0           $0           $0            $0              $0           $0           $0             $0
Retained Earnings        $1,996,614     $394,431     $537,902    $1,064,281      $4,171,924     $820,185   $1,188,626     $2,163,113
TOTAL EQUITY             $4,296,614   $2,694,431     $537,902    $1,064,281      $6,471,924   $3,120,185   $1,188,626     $2,163,113

TOTAL LIABILITIES &
    EQUITY              $11,424,312   $9,153,691     $982,095    $1,288,526     $13,904,264   $9,832,334   $1,650,586     $2,421,344



                                              YEAR 3                                                YEAR 4
                      ------------------------------------------------------    ----------------------------------------------------
                                                  Equip Mining                                          Equip Mining
                         Rent USA     Equip USA      Systems    Calico Mines      Rent USA    Equip USA     Systems     Calico Mines

CURRENT ASSETS:
Cash                     $7,911,941   $2,996,043   $1,787,598    $3,128,299     $10,804,724   $3,479,210   $2,608,943     $4,716,570
Accounts Receivable      $1,643,897     $442,459     $655,003      $546,435      $1,767,335     $471,954     $694,303       $601,078
Inventories              $7,194,141   $7,194,141           $0            $0      $7,733,702   $7,733,702           $0             $0
Prepaid Expenses                 $0           $0                                         $0
TOTAL CURRENT ASSETS    $16,749,979  $10,632,644   $2,442,601    $3,674,734     $20,305,760  $11,684,865   $3,303,247     $5,317,648

FIXED ASSETS:
Plant and Equipment        $250,000     $250,000           $0            $0        $250,000     $250,000           $0             $0
Less accumulative
   depreciation            $107,143     $107,143           $0            $0        $142,857     $142,857           $0             $0
NET PLANT AND EQUIPMENT    $142,857     $142,857           $0            $0        $107,143     $107,143           $0             $0

TOTAL ASSETS            $16,892,836  $10,775,501   $2,442,601    $3,674,734     $20,412,903  $11,792,008   $3,303,247     $5,317,648

CURRENT LIABILITIES:
Accounts Payable         $7,033,798   $6,274,889     $480,439      $278,470      $7,579,860   $6,797,514     $509,265       $273,082
Accrued liabilities              $0                                                      $0
TOTAL CURRENT
   LIABILITIES           $7,033,798   $6,274,889     $480,439      $278,470      $7,579,860   $6,797,514     $509,265       $273,082

LONG-TERM LIABILITIES:
Long-term notes payable    $921,000     $921,000           $0            $0        $921,000     $921,000           $0             $0

TOTAL LIABILITIES        $7,954,798   $7,195,889     $480,439      $278,470      $8,500,860   $7,718,514     $509,265       $273,082

EQUITY
Shareholder's Equity     $2,300,000   $2,300,000           $0            $0      $2,300,000   $2,300,000           $0             $0
Investment in Divisions          $0           $0           $0            $0              $0           $0           $0             $0
Retained Earnings        $6,638,038   $1,279,611   $1,962,162    $3,396,265      $9,612,044   $1,773,495   $2,793,982     $5,044,567
TOTAL EQUITY             $8,938,038   $3,579,611   $1,962,162    $3,396,265     $11,912,044   $4,073,495   $2,793,982     $5,044,567

TOTAL LIABILITIES &
    EQUITY              $16,892,836  $10,775,501   $2,442,601    $3,674,734     $20,412,904  $11,792,009   $3,303,247     $5,317,648

                                      These forecasts should be read in conjunction with the
                                            Attached Summary of Significant Assumptions





                                              YEAR 5
                      ------------------------------------------------------
                                                  Equip Mining
                         Rent USA     Equip USA      Systems    Calico Mines
Current Assets:
Cash                    $14,339,592   $3,998,614   $3,491,915    $6,849,063
Accounts Receivable      $1,900,808     $503,660     $735,962      $661,186
Inventories              $8,313,729   $8,313,729           $0            $0
Prepaid Expenses                 $0
TOTAL CURRENT ASSETS    $24,554,129  $12,816,004   $4,227,877    $7,510,249

FIXED ASSETS:
Plant and Equipment        $250,000     $250,000           $0            $0
Less accumulative
    depreciation           $178,571     $178,571           $0            $0
NET PLANT AND EQUIPMENT     $71,429      $71,429           $0            $0

TOTAL ASSETS            $24,625,558  $12,887,433   $4,227,877    $7,510,249

CURRENT LIABILITIES:
Accounts Payable         $8,155,679   $7,362,013     $539,821      $253,846
Accrued liabilities              $0
TOTAL CURRENT
    LIABILITIES          $8,155,679   $7,362,013     $539,821      $253,846

LONG-TERM LIABILITIES:
Long-term notes payable    $921,000     $921,000           $0            $0

TOTAL LIABILITIES        $9,076,679   $8,283,013     $539,821      $253,846

EQUITY
Shareholder's Equity     $2,300,000   $2,300,000           $0            $0
Investment in Divisions          $0           $0           $0            $0
Retained Earnings       $13,248,878   $2,304,420   $3,688,056    $7,256,403
TOTAL EQUITY            $15,548,878   $4,604,420   $3,688,056    $7,256,403

TOTAL LIABILITIES &
    EQUITY              $24,625,558  $12,887,432   $4,227,877    $7,510,249

             These forecasts should be read in conjunction with the
                   Attached Summary of Significant Assumptions



                                 Rent USA, Inc.
                             Consolidated Cash Flow

                                              YEAR 1                                                YEAR 2
                      ------------------------------------------------------    ----------------------------------------------------
                                                  Equip Mining                                          Equip Mining
                         Rent USA     Equip USA      Systems    Calico Mines      Rent USA    Equip USA     Systems     Calico Mines
CASH BALANCE,
    BEGINNING              $185,000     $185,000           $0            $0      $3,573,806   $2,324,581     $399,144       $850,081

ADD RECEIPTS:
Collections from
   customers            $14,995,080   $3,710,500   $6,440,550    $4,844,030     $17,718,643  $4,381,978    $7,409,933     $5,926,732
TOTAL CASH AVAILABLE    $15,180,080   $3,895,500   $6,440,550    $4,844,030     $21,292,448  $6,706,558    $7,809,077     $6,776,813

LESS DISBURSEMENTS:
COGS                     $9,747,646   $2,362,616   $4,907,525    $2,477,505     $11,414,934  $2,789,689    $5,548,019     $3,077,227
SG&A                     $2,563,185     $775,575     $844,241      $943,370      $2,892,397    $831,064      $878,010     $1,183,322
Income Tax               $1,075,100     $212,386     $289,640      $573,075      $1,171,321    $229,252      $350,390       $591,679
Equipment Purchases              $0           $0           $0            $0              $0          $0            $0             $0
TOTAL DISBURSEMENTS     $13,385,931   $3,350,577   $6,041,405    $3,993,950     $15,478,652  $3,850,005    $6,776,419     $4,852,228
EXCESS (DEFICIENCY)
   OF CASH               $1,794,149     $544,923     $399,144      $850,081      $5,813,797  $2,856,553    $1,032,659     $1,924,585

FINANCING:
Investment               $2,300,000   $2,300,000           $0            $0              $0          $0            $0             $0
Loans (repayment)         ($412,969)   ($412,969)          $0            $0       ($194,610)  ($194,610)           $0             $0
(Interest)                ($107,374)   ($107,374)          $0            $0       ($115,427)  ($115,427)           $0             $0
TOTAL FINANCING          $1,779,657   $1,779,657           $0            $0       ($310,037)  ($310,037)           $0             $0

CASH BALANCE, ENDING     $3,573,806   $2,324,581     $399,144      $850,081      $5,503,760  $2,546,516    $1,032,659     $1,924,585



                                              YEAR 3                                                YEAR 4
                      ------------------------------------------------------    ----------------------------------------------------
                                                  Equip Mining                                          Equip Mining
                         Rent USA     Equip USA      Systems    Calico Mines      Rent USA    Equip USA     Systems     Calico Mines

CASH BALANCE,
    BEGINNING            $5,503,760   $2,546,516   $1,032,659    $1,924,585      $7,911,941   $2,996,043   $1,787,598     $3,128,299

ADD RECEIPTS:
Collections from
   customers            $19,099,029   $4,710,626   $7,854,529    $6,533,874     $20,576,985   $5,063,923   $8,325,801     $7,187,261
TOTAL CASH AVAILABLE    $24,602,788   $7,257,142   $8,887,187    $8,458,459     $28,488,925   $8,059,966  $10,113,398    $10,315,561

LESS DISBURSEMENTS:
COGS                    $12,103,670   $2,998,916   $5,769,939    $3,334,816     $12,626,333   $3,223,910   $6,106,896     $3,295,527
SG&A                     $3,135,186     $890,715     $913,131    $1,331,340      $3,323,091     $957,519     $949,656     $1,415,916
Income Tax               $1,327,908     $247,384     $416,520      $664,004      $1,601,388     $265,937     $447,903       $887,547
Equipment Purchases              $0           $0           $0            $0              $0           $0           $0             $0
TOTAL DISBURSEMENTS     $16,566,764   $4,137,014   $7,099,590    $5,330,160     $17,550,812   $4,447,366   $7,504,455     $5,598,990
EXCESS (DEFICIENCY)
   OF CASH               $8,036,025   $3,120,127   $1,787,598    $3,128,299     $10,938,114   $3,612,600   $2,608,943     $4,716,570

FINANCING:
Investment                       $0           $0           $0            $0              $0           $0           $0             $0
Loans (repayment)                $0           $0           $0            $0              $0           $0           $0             $0
(Interest)                ($124,084)   ($124,084)          $0            $0       ($133,390)   ($133,390)          $0             $0
TOTAL FINANCING           ($124,084)   ($124,084)          $0            $0       ($133,390)   ($133,390)          $0             $0

CASH BALANCE, ENDING     $7,911,941   $2,996,043   $1,787,598    $3,128,299     $10,804,724   $3,479,210   $2,608,943     $4,716,570

                                      These forecasts should be read in conjunction with the
                                            Attached Summary of Significant Assumptions





                                              YEAR 5
                      ------------------------------------------------------
                                                  Equip Mining
                         Rent USA     Equip USA      Systems    Calico Mines

CASH BALANCE,
    BEGINNING           $10,804,724   $3,479,210   $2,608,943    $4,716,570

ADD RECEIPTS:
Collections from
   customers            $22,175,053   $5,443,717   $8,825,349    $7,905,987
TOTAL CASH AVAILABLE    $32,979,777   $8,922,927  $11,434,292   $12,622,558

LESS DISBURSEMENTS:
COGS                    $13,016,634   $3,465,703   $6,473,310    $3,077,621
SG&A                     $3,521,861   $1,029,333     $987,642    $1,504,886
Income Tax               $1,958,296     $285,883     $481,424    $1,190,988
Equipment Purchases              $0           $0           $0            $0
TOTAL DISBURSEMENTS     $18,496,791   $4,780,918   $7,942,377    $5,773,495
EXCESS (DEFICIENCY)     $14,482,986   $4,142,009   $3,491,915    $6,849,063
   OF CASH

FINANCING:
Investment                       $0           $0           $0            $0
Loans (repayment)                $0           $0           $0            $0
(Interest)                ($143,394)   ($143,394)          $0            $0
TOTAL FINANCING           ($143,394)   ($143,394)          $0            $0

CASH BALANCE, ENDING    $14,339,592   $3,998,614   $3,491,915    $6,849,063

             These forecasts should be read in conjunction with the
                   Attached Summary of Significant Assumptions



                                 Rent USA, Inc.
                                And Subsidiaries
                       Summary of Significant Assumptions
                                       And
                    Notes to Prospective Financial Statements


The financial forecasts which appear herein above present to the best of management's knowledge and belief the Company's financial position, results of operations and cash flows for the forecast periods. Accordingly, the forecast reflects its judgment as of the date of this filing of the expected conditions and its expected course of action. The assumptions disclosed herein are those that management believes are significant to the forecast. There usually will be differences between forecasted and actual results because events and circumstances frequently do not occur as expected and those differences may be material.

The projected amounts of sales and net income are based upon the hypothetical assumption that the Company operated Equip USA, Equip Mining Systems and Calico Mines for an entire year. Such projections reflect to the best of management's knowledge and belief the operating results that would be obtained, given that hypothetical assumption.

None of the forecasts which are contained herein were examined by the Company's auditor, John Spurgeon, CPA and as a result, he can assume no responsibility for them. They are purely management's belief as to what will occur in the event the Company is able to complete all of the acquisitions which it presently intends to undertake.

1. Summary of Significant Assumptions

a. Intended Acquisitions - The financial forecasts assume the Company will acquire Calico Mines and will be able to complete its launch of Equip Mining Systems. The funds required to operate Calico Mines and Equip Mining Systems are expected to be derived from the proceeds of a rights offering to shareholders of Senior Care Industries, Inc. which will be registered by the filing of a Form SB-2. The Company expects to raise a maximum of approximately $2,300,000.00 from that rights offering.

The rights offering is expected to be completed during the first six months of 2001 and the capital obtained from that offering will immediately be infused into the Company and used to complete operate Calico Mines and Equip Mining Systems.

b. Sales - The Company assumes that sales will increase approximately 8% per annum over the five year period of the projections. Based upon management's study of the market for its equipment and on the study of the needs for crushed rock in the Western area serviced by Calico Mines presently, it believes that a forecast of an 8% increase in business per annum is justified. The sales forecast depends upon the Company being able to complete its anticipated acquisition of Calico Mines and the launch of Equip Mining Systems by mid 2001.

c. Cost of Sales - The principal components of the cost to produce the Company's forecasted revenue is the purchase of equipment for resale, labor, transportation, equipment maintenance and mine overhead at Calico Mines.

d. Selling, General and Administrative Overhead - The principal cost of selling relate to sales person salaries and commissions, transportation costs, and advertising. Generally, each of these costs varies according to the amount of product sold and accordingly, have been estimated based upon estimated sales volume. General and administrative overhead are fixed costs which have been estimated based upon Management's experience plus known increases and adjustments for anticipated inflation based upon recent inflationary trends.

e. Interest - The Company presently has various equity lines of credit and intends to develop additional lines of credit which will carry interest at a rate ranging from 9.5% to 12% interest over the period of the forecasts. Due to the Company's business of selling new and used equipment, there will always be a borrowing component for flooring of equipment held for resale.

f. Income Taxes - The income tax provisions are based upon the current statutory rates in effect for corporations. Because the Company may expand its operations into other states than where it operates presently, such as Nevada, where there is no state income tax to states where there may be a state income tax, the total tax provision in relation to income before taxes may change during the forecast period of five years.

2. Summary of Significant Accounting Principles

The following are the significant accounting policies the Company uses in the preparation of its financial statements:

Former Development Stage Company

Effective this year, the Company began its planned operations and generates significant revenues and is no longer in the development stage as defined under Financial Accounting Standards Board Statement No. 7.

Use of estimates

The preparation of the forecasts were made in conformity with generally accepted accounting principles requiring management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

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

Bad Debt Expense

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

Officers and Directors
----------------------

        Following the purchase of a controlling interest in Rent USA by Senior Care Industries, Inc., John W. Cruickshank, Senior Vice President of Senior Care Industries was asked by the Senior Care Board of Directors to become an officer and director of Rent USA and he agreed.

        The following persons are officers and directors of Rent USA:

Name                       Age      Position
--------------------------------------------------------------------------------
Jeffrey P. Harvey          40       Chairman, Chief Executive Officer, Director
Charles "Cort" Hooper      52       President, Chief Financial Officer, Director
Jim Flippen                54       Chief Operating Officer
Art Wigand                 57       Chief Financial Officer
John W. Cruickshank        60       Secretary, Director

Management Responsibilities
---------------------------

Jeff  Harvey, Chairman, Chief Executive Officer, Director

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

Charles C. Hooper, President, Director

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

Jim Flippen, Chief Operating Officer

         Mr. Flippen has the experience and dedication to assemble a cost effective organization with emphasis on business development from concept through negotiation and development of cash flow models from start up to maintenance of an organization. His experience includes financing, leasing, plant design and setup, cost accounting and control, quality control, production and a safe working environment. Mr. Flippen believes that the worker environment should be exciting, challenging and goal oriented with a fun everyday experience for all persons involved.

Arthur Wigand, Chief Financial Officer

         Mr. Wigand brings a broad based manufacturing and engineering background to the Company with a stong emphasis on strategic planning and execution, organizational skills and bottom line management capabilities. His experience demonstrates his expertise in increasing profit and expanding the capabilities of the company. He will be the hands on financial person experienced in both governmental and commercial sales with experience in both domestic and international sales.

John W. Cruickshank, Secretary, Director

         Mr. Cruickshank will act to coordinate all legal and accounting aspects of the Company's business and will work closely with the other executive officers to assist in negotiation and implementation of funding requirments. Mr. Cruickshank is also Senior Vice President of Senior Care Industries, Inc. and acts as the liaison between management of Rent USA and the executive team and Board of Senior Care Industries, Inc.

Management Team Backgrounds

Jeff Harvey, Chairman, Chief Executive Officer, Director

         Prior to coming with Rent USA, Mr. Harvey had been a marketing consultant to Glyphics Communications, Mediaworks and Northland Rental & Supply since 1998. Mr. Harvey was director or marketing for Dynacom Teleconferencing in Salt Lake City, UT from 1996 to 1998. Dynacom Teleconferencing was acquired by Glyphics Communications in 1998. Mr. Harvey is a licenced real estate appraiser in the State of Utah. His experience in the rental and heavy equipment business spans the last two decades where he learned the business under his father, Al Harvey, former Chairman of Rent USA and founder of the Company. From 1994 to 1997, Mr. Harvey was on the PGA Golf Professional circuit, prior to that time having attended the University of Utah and is preparing to enter a series of courses to obtain a graduate degree in Business Management. From 1991 to 1994, Mr. Harvey was employed at Northland Rental & Supply and assisted Denzel Harvey, his uncle, in developing the DVBE program and Northland's current business model in the State of California. From 1983 to 1990, he was employed in the equipment rental business by Rent-a- Tool in the Utah market. Mr. Harvey is also a member of the National Honor Society.

Charles C. Hooper, President, Director

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

Jim Flippen, Chief Operating Officer

         Mr. Flippen has over thirty years of experience in the Civil Engineering Contracting field, is a graduate civil engineer and started his own engineering contracting firm in Los Angeles, J.C. Flippen & Son in 1969 with clients including among others, Atlantic Richfield, Mobil Oil, Union Oil and the Parsons Group building annual sales to in excess of 8 million dollars when the company was sold in 1981. He then founded Recycled Asphalt Materials Systems, perfecting a way to recycle 100% of used asphalt paving back to its original state. By 1985 he had three of these plants working in Arizona along with a crushing facility with annual sales of 10 million dollars. This business was sold in 1986 to Tanner Industries. He then moved to San Diego and founded Flippen Engineering, Inc. specializing in sand and gravel mining and recovery and handling the engineering aspects of a number of large development projects including high end resindential, commercial and a Robert Trent Jones golf course. In 1997, he retired and became a consultant specializing in new business development, feasibility studies of acquisitions for quarry development, asphalt plants and batch plants, working on such specific developmental projects as the new San Francisco ball park, the San Francisco BART Airport extension and U.S. Steel hazardous waste clean up.

Arthur Wigand, Chief Financial Officer

From 1986 to 1989, Mr. Wigand was Vice President of Operations at Compudyne Air Traffic Control in San Diego, California, later becoming Vice President and general manager of OAR Corporation directing all California operations including maintenance of a positive cash flow, established material production and scheduling systems and acquired a new product line for the company which represented an additional $1,000,000 in sales annually. In 1995, Mr. Wigand became Vice President of Direction Finder Products for product development, customer service, scheduling and profit and loss for the product group establishing a joint venture with Hughes STX to develop and manufacture search and rescue direction finding equipment. From 1996 through 1998, he became President of Cubic Communications transitioning the company from a government as the sole customer to commercial applications for the company's products. He reengineered plant operations, created and implemented marketing strategies and penetrated new markets.

John W. Cruickshank, Secretary, Director

         Mr. Cruickshank is a graduate of the University of Vermont and Boston College Law School and comes to the company with over 30 years of legal experience. He is Senior Vice President of Senior Care Industries, Inc. and acts as spokesperson for that company. He also acts as coordinator of all legal and accounting aspects of the Senior Care's business and works closely with the other executive officers to assist in negotiation and implementation of funding requirments for that company as well as Rent USA. He is also a member of the Board of Directors of Freedom Surf, Inc. [OTCBB: FRSH & FRANKFURT FRX].


Item 2.    Changes in Securities

On October 3, 2000, Senior Care Industries, Inc. [OTC:BB:SENR] purchased a total of 5,000,000 shares of Rent USA common stock in exchange for 2,000,000 shares of common stock in Senior Care Industries, Inc. This purchase by Senior Care Industries, Inc. gives Senior Care effective control of Rent USA.

As of the date of the acquisition by Senior Care Industries, Inc., Rent USA had a total of 11,098,289 common shares outstanding after the sale to Senior Care Industries, Inc. Both the shares issued to Rent USA by Senior Care and the Rent USA shares received by Senior Care Industries were issued pursuant to Section 4(2) of the Securities & Exchange Act of 1933, as amended, which allows the issuance of unregistered securities in exchange for assets. These securities contain a legend condition which restricts their sale to the general public for a period of one year from the date of issuance and which under certain circumstances may, in the future, be sold in compliance with Rule 144 adopted under the Securities Act. In general, under Rule 144, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company, who has beneficially owned restricted shares of Common Stock for at least one year is entitled to sell, in certain brokerage transactions, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class, or if the Common Stock is quoted on NASD or a stock exchange, the average weekly trading volume during the four calendar weeks immediately preceding the sale. A person who presently is not and who has not been an affiliate of the Company for at least three months immediately preceding the sale and who has beneficially owned the shares of Common Stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the volume limitations described above.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K.

           The following 8-K Reports were filed by the Company which relate to the first and third quarter of 2000:

           An 8-K Report was filed on September 8, 2000 reporting changes in the Companies auditor and officers and directors which said changes were also reported on the Company's quarterly 10-QSB for the period ended June 30, 2000.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Rent USA, Inc.
                                          ----------------------------

Date: November 10, 2000                   /s/ Charles C. Hooper
                                          ----------------------------
                                          Charles C. Hooper
                                          President