Form 10QSB/A
period 2000-06-30
RENT USA INC
filed 2000-11-21
CIK 1099946

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-QSB
                                 Amendment No. 1
                                   -----------


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
                                                                          ==========

                                 RENT USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999


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

                                 RENT USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999


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

NOTE 2 - SHORT-TERM NOTES PAYABLE

a.)Note Payable to an Officer; no interest
   accrued; due on demand                                     $   20,000

b.)Note Payable to an Officer; no interest
   accrued: due on demand                                         39,664

c.)Note Payable to related party; interest
   at 8.5%; due June 3, 2000                                   1,661,721

d.)Note Payable to Airgas, due on demand;
   secured by equipment                                            5,363

                                 RENT USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999


NOTE 2 - SHORT-TERM NOTES PAYABLE (Continued)

e.)Note Payable to related party; interest
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

                                 RENT USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999


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

As of June 30, 2000 the Company had a working capital deficiency of $1,783,537. The acquisition by Senior Care is hoped to remedy that working capital deficiency by a rights offering which will be made to Senior Care stockholders and is discussed in greater detail later on in this Report.

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

Mr. Hulbert resigned effective August 1, 2000 because the Company was unable to pay any salary to him and because he was unable to make commissions as had been originally anticipated when he came on board at the time the Company was first organized. No salary was ever paid to Mr. Hulbert and no commissions were made by him during the time that he was associated with the Company.

Dan McCoy was terminated by the Board of Directors effective August 1, 2000 due to unreconcilable differences between management's view of the Company and Mr. McCoy's view of how the Company should develop. He was immediately replaced by Mr. Hooper.

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

                                          Rent USA, Inc.
                                          ----------------------------

Date: November 21, 2000                   /s/ Charles Hooper
                                          ----------------------------
                                          Charles Hooper
                                          President